Form 10-K
period 1998-12-31
TRAVELERS BANK CREDIT CARD MASTER TRUST I
filed 1999-03-30
CIK 1049732

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   ----------------

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                          OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                       Commission File Number  333-40381


                      Travelers Bank Credit Card Master Trust I
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                     52-2069082
-------------------------------              --------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION)
INCORPORATION OR ORGANIZATION)


             Suite 300 B
          100 Commerce Drive
           Newark, Delaware                                19713
--------------------------------------                ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (302) 451-6456

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
          Not Applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Class A Series 1998-1 6.00% Asset Backed Certificates
                -----------------------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/      No / /



                      Documents Incorporated by Reference:  None

                                        PART I

Items 1.  Business.

          Not Applicable.


Item 2.   Properties.

          Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of March 1, 1998, as amended by Amendment No. 1, dated as of August 31, 1998, relating to the Travelers Bank Credit Card Master Trust I (the "Trust") among CC Credit Card Corporation, as Transferor, The Travelers Bank USA, as Servicer, and The Bank of New York, as Trustee, The Travelers Bank USA, as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates.
Exhibit 99.1 contains the Annual Statement for Series 1998-1 aggregating the information contained in the Monthly Reports for calendar year 1998.


Item 3.   Legal Proceedings.

          The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or The Travelers Bank USA, other than ordinary routine litigation incidental to the duties of the Trustee or The Travelers Bank USA under the Pooling and Servicing Agreement.


Item 4.   Submission of Matters to a vote of Security Holders.

          No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.


                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
          Matters.

          The certificates representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.   Selected Financial Data.

          Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data.

          Exhibit 99.1 filed as part of this report and listed in Item 14(a) below is also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



SERIES 1998-1

     Participant                          Quantity     Percentage
     -----------                          --------     ----------

Class A
     The Bank of New York               $48,925,000        22%
     Bankers Trust Company              $17,306,000         8%
     Chase Manhattan                    $81,542,000        36%
     PNC Bank, National Association     $13,020,000         6%
     State Street Bank & Trust          $18,088,000         8%


          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

          (b) Not Applicable.

          (c) Not Applicable.


Item 13.  Certain Relationships and Related Transactions.

          (a) The registrant knows of no transaction or series of transactions during 1998, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

          (b)  Not Applicable.

          (c)  Not Applicable.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1 Annual Statement for the Period Ending December 31, 1998 with respect to the Travelers Bank Credit Card Master Trust I Series 1998-1.

          Exhibit 99.2 Travelers Bank USA Officers Certificate dated March 25, 1999.

          Exhibit 99.3   Report, dated March 25, 1999, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 1998 and the first quarter of 1999:

               Current Report on Form 8-K dated March 1, 1998
               Current Report on Form 8-K dated April 15, 1998
               Current Report on Form 8-K dated May 15, 1998
               Current Report on Form 8-K dated June 15, 1998
                  (as amended by Form 8-K/A filed on February 25, 1999)
               Current Report on Form 8-K dated July 15, 1998
               Current Report on Form 8-K dated August 15, 1998
               Current Report on Form 8-K dated August 31, 1998
               Current Report on Form 8-K dated September 15, 1998 Current Report on Form 8-K dated October 15, 1998 Current Report on Form 8-K dated November 15, 1998 Current Report on Form 8-K dated December 15, 1999 Current Report on Form 8-K dated January 15, 1999
                  (as amended by Form 8-K/A filed on March 25, 1999)
               Current Report on Form 8-K dated February 15, 1999
                  (as amended by Form 8-K/A filed on March 25, 1999)
               Current Report on Form 8-K dated March 15, 1999

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 1999.


                                   TRAVELERS BANK CREDIT CARD MASTER TRUST I

                                   By:  THE TRAVELERS BANK USA
                                          as Servicer


                                   By: /s/ John Rosko
                                      ------------------------------
                                      Name:  John Rosko
                                      Title: Vice President

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION                                       PAGE
-------             -----------                                       ----

Exhibit 99.1        Annual Statement for the Period Ending
                    December 31, 1998 with respect to the
                    Travelers Bank Credit Card Master Trust I
                    Series 1998-1.

Exhibit 99.2        Travelers Bank USA Officers Certificate
                    dated March 25, 1999.

Exhibit 99.3        Report, dated March 25, 1999, issued
                    by KPMG LLP