Form 10-K
period 1999-12-31
TRAVELERS BANK CREDIT CARD MASTER TRUST I
filed 2000-03-30
CIK 1049732

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 333-40381

                    Travelers Bank Credit Card Master Trust I
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  United States of America                                   52-2069082
-------------------------------                        ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION)


     4500 New Linden Hill Road
        Wilmington, Delaware                                     19808
--------------------------------------                      ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (302) 683-6511


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             Class A Series 1998-1 6.00% Asset Backed Certificates
             -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of March 1, 1998, as amended by Amendment No. 1, dated as of August 31, 1998, relating to the Travelers Bank Credit Card Master Trust I (the "Trust") among CC Credit Card Corporation, as Transferor, Citibank USA (formerly known as The Travelers Bank USA), as Servicer, and The Bank of New York, as Trustee, Citibank USA, as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibit 99.1 contains the Annual Statement for Series 1998-1 aggregating the information contained in the Monthly Reports for calendar year 1999.


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or The Citibank USA, other than ordinary routine litigation incidental to the duties of the Trustee or Citibank USA under the Pooling and Servicing Agreement.


Item 4.  Submission of Matters to a vote of Security-Holders.

         No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

         To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.  Selected Financial Data.

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

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

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



SERIES 1998-1

     Participant                          Quantity     Percentage
     -----------                          --------     ----------

Class A
     ABN Amro Incorporated              $17,000,000         7%
     The Bank of New York               $30,600,000        13%
     Bankers Trust Company              $13,000,000         6%
     Chase Manhattan Bank              $103,030,000        45%
     PNC Bank, National Association     $11,700,000         5%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

          (b) Not Applicable.

          (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 1999, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1 Annual Statement for the Period Ending December 31, 1999 with respect to the Travelers Bank Credit Card Master Trust I Series 1998-1.

          Exhibit 99.2   Citibank USA Officers Certificate dated
                         March 22, 2000.

          Exhibit 99.3   Report, dated March 24, 2000, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 1999 and through the date hereof:


               Current Report on Form 8-K dated December 15, 1998 Current Report on Form 8-K dated January 15, 1999
                  (as amended by Form 8-K/A filed on March 25, 1999)
               Current Report on Form 8-K dated February 15, 1999
                  (as amended by Form 8-K/A filed on March 25, 1999)
               Current Report on Form 8-K dated March 15, 1999 Current Report on Form 8-K dated April 15, 1999 Current Report on Form 8-K dated May 15, 1999
               Current Report on Form 8-K dated June 15, 1999 Current Report on Form 8-K dated July 15, 1999 Current Report on Form 8-K dated August 15, 1999 Current Report on Form 8-K dated September 15, 1999 Current Report on Form 8-K dated October 15, 1999 Current Report on Form 8-K dated November 15, 1999 Current Report on Form 8-K dated December 15, 1999
                  (as amended by Form 8-K/A filed on March 29, 2000)
               Current Report on Form 8-K dated January 17, 2000 Current Report on Form 8-K dated February 25, 2000 Current Report on Form 8-K dated March 15, 2000

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2000.


                                   TRAVELERS BANK CREDIT CARD MASTER TRUST I

                                   By:  Citibank USA
                                        as Servicer


                                   By:/s/ Charles Haug
                                      --------------------------------
                                   Name:  Charles Haug
                                   Title: Senior Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1        Annual Statement for the Period Ending
                    December 31, 1999 with respect to the
                    Travelers Bank Credit Card Master Trust I
                    Series 1998-1.

Exhibit 99.2        Citibank USA Officers Certificate
                    dated March 22, 2000.

Exhibit 99.3        Report, dated March 24, 2000, issued
                    by KPMG LLP