Form 10-K
period 2000-12-31
TRAVELERS BANK CREDIT CARD MASTER TRUST I
filed 2001-03-30
CIK 1049732

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

For the fiscal year ended December 31, 2000

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

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of March 1, 1998, as amended by Amendment No. 1, dated as of August 31, 1998, relating to the Travelers Bank Credit Card Master Trust I (the "Trust") among CC Credit Card Corporation, as Transferor, Citibank USA (formerly known as The Travelers Bank USA), as Servicer, and The Bank of New York, as Trustee, Citibank USA, as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibit 99.1 contains the Annual Statement for Series 1998-1 aggregating the information contained in the Monthly Reports for calendar year 2000.


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

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) the Certificates of each Class of a Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2000, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



SERIES 1998-1

     Participant                              Quantity     Percentage
     -----------                              --------     ----------

Class A
     The Bank of New York                    $45,015,000        19.8%
     Chase Manhattan Bank                    $97,790,000        43.0%
     Citibank, N.A.                          $27,366,000        12.0%
     The Northern Trust Company              $12,715,000         5.6%
     State Street Bank and Trust Company     $15,693,000         6.9%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

          (b) Not Applicable.

          (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 2000, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1 Annual Statement for the Period Ending December 31, 2000 with respect to the Travelers Bank Credit Card Master Trust I Series 1998-1.

          Exhibit 99.2   Citibank USA Officers Certificate dated
                         March 30, 2001.

          Exhibit 99.3   Report, dated March 23, 2001, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 2000 and through the date hereof:


               Current Report on Form 8-K dated April 17, 2000 Current Report on Form 8-K dated May 15, 2000 Current Report on Form 8-K dated June 15, 2000 Current Report on Form 8-K dated July 17, 2000 Current Report on Form 8-K dated August 11, 2000 Current Report on Form 8-K dated September 11, 2000 Current Report on Form 8-K dated October 10, 2000 Current Report on Form 8-K dated November 10, 2000 Current Report on Form 8-K dated December 11, 2000 Current Report on Form 8-K dated January 9, 2001

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2001.


                                   TRAVELERS BANK CREDIT CARD MASTER TRUST I

                                   By:  Citibank USA
                                        as Servicer


                                   By: /s/ Kevin Whetham
                                      ----------------------------------
                                           Kevin Whetham
                                           Vice President

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1        Annual Statement for the Period Ending
                    December 31, 2000 with respect to the
                    Travelers Bank Credit Card Master Trust I
                    Series 1998-1.

Exhibit 99.2        Citibank USA Officers Certificate
                    dated March 30, 2001.

Exhibit 99.3        Report, dated March 23, 2001, issued
                    by KPMG LLP