Form 10-K
period 2001-12-31
TRAVELERS BANK CREDIT CARD MASTER TRUST I
filed 2002-03-29
CIK 1049732

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

For the fiscal year ended December 31, 2001

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

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

     Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of March 1, 1998, as amended by Amendment No. 1, dated as of August 31, 1998, and Amendment No. 2, dated as of March 30, 2001, each relating to the Travelers Bank Credit Card Master Trust I (the "Trust") among CC Credit Card Corporation, as Transferor, Citibank (South Dakota), National Association as successor in interest to Citibank USA (formerly known as The Travelers Bank USA), as Servicer, and The Bank of New York, as Trustee, Citibank (South Dakota), National Association, as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. The Class A Series 1998-1 6.00% Asset Backed Certificates (the "Certificates") were issued pursuant to such Agreement.
Exhibit 99.1 contains the Annual Statement for the Certificates aggregating the information contained in the Monthly Reports for calendar year 2001.


Item 3.  Legal Proceedings.

     The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or Citibank (South Dakota), National Association, other than ordinary routine litigation incidental to the duties of the Trustee or Citibank (South Dakota), National Association, under the Pooling and Servicing Agreement.


Item 4.  Submission of Matters to a vote of Security-Holders.

     No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

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

     Not Applicable.


Item 11. Executive Compensation.

     Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The Certificates representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2001, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates outstanding on that date:



SERIES 1998-1 CLASS A

     Participant                              Quantity     Percentage
     -----------                              --------     ----------
     The Bank of New York                    $50,150,000        22.0%
     JP Morgan Chase Bank                    $97,810,000        43.0%
     Citibank, N.A.                          $20,201,000         8.9%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

     (b) Not Applicable.

     (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

     (a) The registrant knows of no transaction or series of transactions during 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

     (b) Not Applicable.

     (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following are filed as part of this report.

     Exhibit 99.1 Annual Statement for the Period Ending December 31, 2001 with respect to the Travelers Bank Credit Card Master Trust I Series 1998-1.

     Exhibit 99.2 Citibank (South Dakota), National Association Servicer's Certificate dated March 26, 2002.

     Exhibit 99.3   Report, dated March 25, 2002, issued by KPMG LLP

     (b) The following Current Reports on Form 8-K were filed by the registrant during 2001 and through the date hereof:


         Current Report on Form 8-K dated December 11, 2000
         Current Report on Form 8-K dated January 9, 2001
         Current Report on Form 8-K dated February 9, 2001
         Current Report on Form 8-K dated March 9, 2001
         Current Report on Form 8-K dated April 9, 2001
         Current Report on Form 8-K dated May 9, 2001 (as amended by Form 8-K/A filed November 27, 2001)
         Current Report on Form 8-K dated June 9, 2001
         Current Report on Form 8-K dated July 9, 2001
         Current Report on Form 8-K dated August 9, 2001
         Current Report on Form 8-K dated September 10, 2001
         Current Report on Form 8-K dated October 10, 2001
         Current Report on Form 8-K dated November 9, 2001 (as amended by Form
                8-K/A filed November 27, 2001)
         Current Report on Form 8-K dated December 10, 2001
         Current Report on Form 8-K dated January 10, 2002

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 29, 2002.


                             TRAVELERS BANK CREDIT CARD MASTER TRUST I

                             By:  Citibank (South Dakota), National Association,
                                   as Servicer


                             By: /s/ Kevin Whetham
                                 ----------------------------------
                                     Kevin Whetham
                                     Vice President

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1        Annual Statement for the Period Ending
                    December 31, 2001 with respect to the
                    Travelers Bank Credit Card Master Trust I
                    Series 1998-1.

Exhibit 99.2 Citibank (South Dakota), National Association Servicer's Certificate dated March 26, 2002

Exhibit 99.3        Report, dated March 25, 2002, issued by KPMG LLP