Form 10-K
period 2002-12-31
TRAVELERS BANK CREDIT CARD MASTER TRUST I
filed 2003-03-31
CIK 1049732

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

For the fiscal year ended December 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 333-40381

                    Travelers Bank Credit Card Master Trust I
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                           52-2069082
-------------------------------                        ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION)


     4500 New Linden Hill Road
        Wilmington, Delaware                                     19808
--------------------------------------                      ---------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
          -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                        -----     -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See
definition of affiliate in Rule 405).     Not Applicable


Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

     Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of March 1, 1998, as amended by Amendment No. 1, dated as of August 31, 1998, and Amendment No. 2, dated as of March 30, 2001, each relating to the Travelers Bank Credit Card Master Trust I (the "Trust") among CC Credit Card Corporation, as Transferor, Citibank (South Dakota), National Association as successor in interest to Citibank USA (formerly known as The Travelers Bank USA), as Servicer, and The Bank of New York, as Trustee, Citibank (South Dakota), National Association, as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. The Class A Series 1998-1 6.00% Asset Backed Certificates (the "Certificates") were issued pursuant to such Agreement.
Exhibit 99.2 contains the Annual Statement for the Certificates aggregating the information contained in the Monthly Reports for calendar year 2002.


Item 2.  Properties.

     Not Applicable.


Item 3.  Legal Proceedings.

     The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or Citibank (South Dakota), National Association, as Servicer, other than ordinary routine litigation incidental to the duties of the Trustee or Citibank (South Dakota), National Association, as Servicer, under the Pooling and Servicing Agreement.


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

     To the knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.  Selected Financial Data.

     Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

     Exhibit 99.2 filed as part of this report and listed in Item 14(a) below is also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Not Applicable.


Item 11. Executive Compensation.

     Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) The Certificates representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2002, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates outstanding on that date:



SERIES 1998-1 CLASS A


     Participant                              Quantity     Percentage
     -----------                              --------     ----------

     JP Morgan Chase Bank                   $105,910,000      46.6%
     The Bank of New York                    $31,295,000      13.8%
     Citibank, N.A.                          $24,701,000      10.9%
     Bank One Trust Company, N.A.            $15,883,000       7.0%
     U.S. Bank N.A.                          $12,158,000       5.3%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

     (b) Not Applicable.

     (c) Not Applicable.

     (d) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

     (a) The registrant knows of no transaction or series of transactions during 2002, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

     (b) Not Applicable.

     (c) Not Applicable.

Item 14. Controls and Procedures

        Not Applicable.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following are filed as part of this report.

     Exhibit 99.1 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act

     Exhibit 99.2 Annual Statement for the Period Ending December 31, 2002 with respect to the Travelers Bank Credit Card Master Trust I Series 1998-1.

     Exhibit 99.3 Citibank (South Dakota), National Association Servicer's Certificate dated March 25, 2003.

     Exhibit 99.4   Report, dated March 25, 2003, issued by KPMG LLP.

     (b) Current Reports on Form 8-K were filed by the registrant during 2002 and through the date hereof dated as follows:


          November 9, 2001
          December 10, 2001
          January 10, 2002
          February 8, 2002
          March 8, 2002
          April 8, 2002
          May 8, 2002
          June 7, 2002
          July 8, 2002
          August 8, 2002
          September 9, 2002
          October 8, 2002
          November 8, 2002
          December 9, 2002
          January 9, 2003

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 25, 2003.


                             TRAVELERS BANK CREDIT CARD MASTER TRUST I

                             By:  Citibank (South Dakota), National Association,
                                   as Servicer


                             By: /s/ Douglas C. Morrison
                                 ----------------------------------
                                     Douglas C. Morrison
                                     Vice President

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1        Certification Pursuant to Section 302(a) of the
                    Sarbanes-Oxley Act

Exhibit 99.2        Annual Statement for the Period Ending
                    December 31, 2002 with respect to the
                    Travelers Bank Credit Card Master Trust I
                    Series 1998-1.

Exhibit 99.3 Citibank (South Dakota), National Association Servicer's Certificate dated March 25, 2003.

Exhibit 99.4        Report, dated March 25, 2003, issued by KPMG LLP.